Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 1 L P
filed 1995-11-13
CIK 806612

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-15433

               ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.
        (Exact name of small business issuer as specified in its charter)

                              New Jersey 76-0179821
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                         Suite 200, Three Kingwood Place
                              Kingwood, Texas 77339
                    (Address of principal executive offices)

                           Issuer's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes x No

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.
BALANCE SHEET
--------------------------------------------------------------------------------

                                                          September 30,
ASSETS                                                        1995
                                                          -------------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash ................................................   $     2,760
  Accounts receivable - oil & gas sales ...............         9,373
  Other current assets ................................         1,549
                                                          -----------

Total current assets ..................................        13,682
                                                          -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities     1,145,911
  Less  accumulated depreciation and depletion ........       894,861
                                                          -----------

Property, net .........................................       251,050
                                                          -----------

TOTAL .................................................   $   264,732
                                                          ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable ...................................   $     4,019
   Payable to general partner .........................        28,562
                                                          -----------

Total current liabilities .............................        32,581
                                                          -----------

NONCURRENT PAYABLE TO GENERAL PARTNER .................       228,495
                                                          -----------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners ...................................       (40,601)
   General partner ....................................        44,257
                                                          -----------

Total partners' capital ...............................         3,656
                                                          -----------

TOTAL .................................................   $   264,732
                                                          ===========




See accompanying notes to financial statements.
--------------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------


(UNAUDITED)                                QUARTER ENDED                     NINE MONTHS
                                   --------------------------    ------------------------------

                                   September 30,  September 30,  September 30,    September 30,
                                       1995           1994           1995             1994
                                   --------------------------    -------------    -------------

REVENUES:
  Oil and gas sales .........      $  28,282       $  33,969       $  93,817       $  88,886
                                   ---------       ---------       ---------       ----------

EXPENSES:
  Depreciation and depletion          15,504          16,983          45,161          50,319
  Lease operating expenses ..          8,035          11,505          23,399          59,362
  Production taxes ..........          1,380           1,674           4,224           4,273
  General and administrative           5,324           4,711          13,277          14,867
                                   ---------       ---------       ---------       ----------

Total expenses ..............         28,550          34,873          86,061         128,821
                                   ---------       ---------       ---------       ----------

INCOME (LOSS) FROM OPERATIONS           (268)           (904)          7,756         (39,935)
                                   ---------       ---------       ---------       ----------

OTHER EXPENSE:
  Interest expense ..........           --            (3,307)           (761)         (5,686)
                                   ---------       ---------       ---------       ----------

NET INCOME (LOSS) ...........      $    (268)      $  (4,211)      $   6,995       $ (45,621)
                                   =========       =========       =========       ==========





See accompanying notes to financial statements.
-----------------------------------------------------------------------------------------------

                                       I-2


ENEX OIL AND GAS INCOME PROGRAM III - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------

(UNAUDITED)
                                                           NINE MONTHS ENDED
                                                     -----------------------------
                                                     September 30,   September 30,
                                                         1995            1994
                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..................................      $  6,995       $(45,621)
                                                          ---------      ---------
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion .......................        45,161         50,319
(Increase) decrease in:
  Accounts receivable - oil & gas sales ............          (822)           454
  Other current assets .............................         2,135           (139)
Increase (decrease) in:
   Accounts payable ................................        (4,710)       (26,615)
   Payable to general partner ......................       (22,768)         1,018
                                                          ---------      ---------

Total adjustments ..................................        18,996         25,037
                                                          ---------      ---------

Net cash provided (used) by operating activities ...        25,991        (20,584)
                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs       (13,761)        13,068
                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in note payable to general ..       (10,204)        10,036
partner
                                                          ---------      ---------

NET INCREASE  IN CASH ..............................         2,026          2,520

CASH AT BEGINNING OF YEAR ..........................           734          3,019
                                                          ---------      ---------

CASH AT END OF PERIOD ..............................      $  2,760       $  5,539
                                                          =========      =========

Cash paid for interest during the period ...........      $    761       $  5,686
                                                          =========      =========





See accompanying notes to financial statements.
----------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. In the fourth quarter of 1993, the Company borrowed $73,838 from the general partner, the proceeds of which were used to pay off a note payable to a bank. The resultant note payable to the general partner bore interest at a rate of prime plus three-fourths of one percent or 8.23% and during the third quarter of 1994. Weighted average principal outstanding was $83,874 during the third quarter of 1994. The note was completely repaid in the second quarter of 1995.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $33,969 in 1994 to $28,282 in 1995. This represents a decrease of $5,687 (17%). Oil sales decreased by $6,292 (21%). A 5% decrease in the average oil sales price reduced sales by $1,295. A 16% decrease in oil production decreased sales by an additional
$4,997. Gas sales increased by $605 (18%). A 28% increase in gas production increased sales by $959. This increase was partially offset by an 8% decrease in the average gas sales price. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The decrease in oil production was primarily due to natural production declines and due to the sale of the Florida acquisition, partially offset by the acquisition of additional interest in the Concord acquisition. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $11,505 in 1994 to $8,035 in 1995. The decrease of $3,470 (30%) is primarily due to operating and workover expenses incurred in 1994 on the Florida acquisition which was sold in the fourth quarter of 1994.

Depreciation and depletion expense decreased from $16,983 in the third quarter of 1994 to $15,504 in the third quarter of 1995. This represents a decrease of $1,479 (9%). The changes in production, noted above, reduced depreciation and depletion expense by $1,637. This decrease was partially offset by a 1% increase in the depletion rate. The rate increase is primarily due to a downward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses increased from $4,711 in 1994 to $5,324 in 1995. This increase of $613 is primarily due to a $772 increase in direct expenses resulting from engineering studies performed in the third quarter of 1995.

First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months increased from $88,886 in 1994 to $93,817 in 1995. This represents an increase of $4,931 (6%). Oil sales increased by $4,861 (6%). A 10% increase in average oil sales price increased sales by $7,442. This increase was partially offset by a 3% decrease in oil production. Gas sales increased by $70 (1%). A 23% increase in gas production increased sales by $2,459. This increase was partially offset by an 18% decrease in the average gas sales price. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The decrease in oil production was primarily due to natural production declines and due to the sale of the Florida acquisition, partially offset by the acquisition of additional interest in the Concord acquisition. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $59,362 in 1994 to $23,399 in 1995. The decrease of $35,963 (61%) is primarily due to operating and workover expenses incurred in 1994 on the Florida acquisition, which was sold in the fourth quarter of 1994.

Depreciation and depletion expense decreased from $50,319 in the first nine months of 1994 to $45,161 in the first nine months of 1995. This represents a decrease of $5,158 (10%). An 11% decrease in the depletion rate reduced depreciation and depletion expense by $5,508. This decrease was partially offset by the changes in production, noted above. The rate decrease is primarily due to the sale of the Florida acquisition, which had a relatively higher depletion rate, partially offset by downward revisions of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $14,867 in 1994 to $13,277 in 1995. This decrease of $1,590 (11%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the issuance of additional debt. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above and the repayment of $10,204 on a note to the general partner in 1995 as compared to proceeds of $10,036 from a loan from the general partner in 1994. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners.

The Company discontinued the payment of distributions in January 1994. Future distributions are dependent upon, among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1995. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expense, repay its debt obligations and pay distributions.

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION


         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ENEX OIL & GAS INCOME
                                                  PROGRAM III - SERIES 1, L.P.
                                                  ----------------------------
                                                         (Registrant)



                                              By:ENEX RESOURCES CORPORATION
                                                 --------------------------
                                                     General Partner



                                                  By: /s/ R. E. Densford
                                                     -------------------
                                                          R. E. Densford
                                                   Vice President, Secretary
                                                 Treasurer and Chief Financial
                                                            Officer




November 11, 1995                                 By: /s/ James A. Klein
                                                      -------------------
                                                          James A. Klein
                                                        Controller and Chief
                                                         Accounting Officer