Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 1 L P
filed 1996-08-14
CIK 806612

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

   Transitional Small Business Disclosure Format (Check one):

                          Yes        No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.
BALANCE SHEET
- ----------------------------------------------------------------------
                                                                    JUNE 30,
ASSETS                                                                1996
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $              3,747
  Accounts receivable - oil & gas sales                                  14,595
  Other current assets                                                    1,186
                                                           ---------------------

Total current assets                                                     19,528
                                                           ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               1,151,492
  Less  accumulated depreciation and depletion                          912,391
                                                           ---------------------

Property, net                                                           239,101
                                                           ---------------------

TOTAL                                                      $            258,629
                                                           =====================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                        $              3,508
   Payable to general partner                                            18,447
                                                           ---------------------

Total current liabilities                                                21,955
                                                           ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   210,242
                                                           ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                     (21,858)
   General partner                                                       48,290
                                                           ---------------------

Total partners' capital                                                  26,432
                                                           ---------------------

TOTAL                                                      $            258,629
                                                           =====================



See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                          QUARTER ENDED                            SIX MONTHS ENDED
                                           -------------------------------    --------------------------------------

                                              JUNE 30,           JUNE 30,             JUNE 30,             JUNE 30,
                                                1996               1995                 1996                 1995
                                           ----------------    -----------    -----------------    -----------------

REVENUES:
  Oil and gas sales                            $    34,652     $   33,514     $         72,158   $ $         65,535
                                           ----------------    -----------    -----------------    -----------------

EXPENSES:
  Depreciation and depletion                        10,281         14,083               21,969               29,657
  Lease operating expenses (credit)                    (48)         4,619               12,004               15,364
  Production taxes                                   1,701          1,332                3,438                2,844
  General and administrative                         6,199          3,272               14,056                7,953
                                           ----------------    -----------    -----------------    -----------------

Total expenses                                      (6,044)        (1,693)              51,467               55,818
                                           ----------------    -----------    -----------------    -----------------

INCOME FROM OPERATIONS                              40,696         35,207               20,691                9,717
                                           ----------------    -----------    -----------------    -----------------

OTHER EXPENSE:
  Interest expense                                       -           (427)                   -                 (761)
                                           ----------------    -----------    -----------------    -----------------

NET INCOME                                     $    40,696     $   34,780     $         20,691   $ $          8,956
                                           ================    ===========    =================    =================



See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                             SIX MONTHS ENDED

                                            JUNE 30,                JUNE 30,
                                              1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $  20,691               $   8,956
                                          ---------               ---------
Adjustments to reconcile net income
 to net cash provided by operating
   activities:
  Depreciation and depletion                21,969                  29,657
(Increase) decrease in:
  Accounts receivable - oil & gas sales     (5,103)                 (4,272)
  Other current assets                       1,568                     114
(Decrease) in:
   Accounts payable                         (7,288)                 (4,703)
   Payable to general partner              (25,463)                 (9,791)
                                          ---------                --------
Total adjustments                          (14,317)                11,005
                                          ----------                --------
Net cash provided by operating activities    6,374                 19,961
                                          ----------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions - development costs    (4,705)               (9,932)
                                          ----------                 -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of note payable to general partner    -              (10,204)

NET INCREASE (DECREASE) IN CASH              1,669                 (175)

CASH AT BEGINNING OF YEAR                    2,078                   734
                                           --------                 -----
CASH AT END OF PERIOD                    $   3,747              $    559
                                           ========                ======
Cash paid for interest during the period $    -               $   761
                                           ========                ======




See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1996 Compared to Second Quarter 1995

Oil and gas sales for the second quarter increased to $34,652 in 1996 from $33,514 in 1995. This represents an increase of $1,138 (3%). Oil sales decreased by $886 (3%). An 8% decrease in oil production reduced sales by $2,385. This decrease was partially offset by a 5% increase in the average oil sales price. Gas sales increased by $2,024 (52%). A 34% increase in the average gas sales price increased sales by $1,489. A 14% increase in gas production increased sales by an additional $535. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses for the second quarter decreased to a negative $48 in 1996 from $4,619 in 1995. The decrease of $4,667 is primarily due from the settlement of the Company's equity investment in an electric cooperative which resulted from the purchase of electricity used on the Florida acquisition while it was owned by the Company.

Depreciation and depletion expense decreased to $10,281 in the second quarter of 1996 from $14,083 in the second quarter of 1995. This represents a decrease of $3,802 (27%). A 24% decrease in the depletion rate reduced depreciation and depletion expense by $3,282. The changes in production, noted above, reduced depreciation and depletion expense by an additional $520. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses incurred during the second quarter increased to $6,199 in 1996 from $3,272 in 1995. This increase of $2,927 is primarily due to more staff time being required to manage the Company's operations.


First Six Months in 1996 Compared to First Six Months in 1995

Oil and gas sales for the first six months increased to $72,158 in 1996 from $65,535 in 1995. This represents an increase of $6,623 (10%). Oil sales increased by $2,494 (4%). A 19% increase in average oil sales price increased sales by $9,671. This increase was partially offset by a 12% decrease in oil production. Gas sales increased by $4,129 (52%). A 23% increase in average gas sales prices increased sales by $2,272. A 24% increase in gas production increased sales by an additional $1,857. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses incurred during the first six months decreased to $12,004 in 1996 from $15,364 in 1995. The decrease of $3,360 (22%) is primarily due from the settlement of the Company's equity investment in an electric cooperative which resulted from the purchase of electricity used on the Florida acquisition while it was owned by the Company.


Depreciation and depletion expense decreased to $21,969 in the first six months of 1996 from $29,657 in the first six months of 1995. This represents a decrease of $7,688 (26%). A 21% decrease in the depletion rate reduced depreciation and depletion expense by $5,941. The changes in production, noted above, reduced depreciation and depletion by an additional $1,747. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $14,056 in the first six months of 1996 from $7,953 in the first six months of 1995. This increase of $6,103 is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the issuance of additional debt. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above and the repayment of $10,204 on a note to the general partner in 1995. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                            ENEX OIL & GAS INCOME
                                          PROGRAM III - SERIES 1, L.P.
                                          ----------------------------
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                               --------------------------
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                ------------------
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer




August 13, 1996                             By: /s/ James A. Klein
                                               -------------------
                                                    James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer