Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 1 L P
filed 1996-11-07
CIK 806612

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
----------------------------------------------------------------------
                                                                    JUNE 30,
ASSETS                                                                1996
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $              3,747
  Accounts receivable - oil & gas sales                                  14,595
  Other current assets                                                    1,186
                                                           ---------------------

Total current assets                                                     19,528
                                                           ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               1,151,492
  Less  accumulated depreciation and depletion                          912,391
                                                           ---------------------

Property, net                                                           239,101
                                                           ---------------------

TOTAL                                                      $            258,629
                                                           =====================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                        $              3,508
   Payable to general partner                                            18,447
                                                           ---------------------

Total current liabilities                                                21,955
                                                           ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   210,242
                                                           ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                     (21,858)
   General partner                                                       48,290
                                                           ---------------------

Total partners' capital                                                  26,432
                                                           ---------------------


TOTAL                                                      $            258,629
                                                           =====================


Number of $500 Limited Partner units outstanding                          2,978




See accompanying notes to financial statements.
----------------------------------------------------------------------------

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

CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the issuance of additional debt. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above and the repayment of $10,204 on a note to the general partner in 1995. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.


On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.


The Company discontinued the payment of distributions in January 1994. Future distributions are dependent upon, among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in the near future.


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


                                            ENEX OIL & GAS INCOME
                                          PROGRAM III - SERIES 1, L.P.
                                          ----------------------------
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                               --------------------------
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                ------------------
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer





November 7, 1996                             By: /s/ James A. Klein
                                               -------------------
                                                    James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer