Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 1 L P
filed 1996-11-14
CIK 806612

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                 September 30,
ASSETS                                                               1996
                                                              -----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                        $      5,729
  Accounts receivable - oil & gas sales                             15,780
  Other current assets                                                 772
                                                              -------------

Total current assets                                                22,281
                                                              -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          1,145,700
  Less  accumulated depreciation and depletion                     920,315
                                                              -------------

Property, net                                                      225,385
                                                              -------------

TOTAL                                                         $    247,666
                                                              =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                           $      2,194
   Payable to general partner                                       22,404
                                                              -------------

Total current liabilities                                           24,598
                                                              -------------

NONCURRENT PAYABLE TO GENERAL PARTNER                              179,240
                                                              -------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                 (6,993)
   General partner                                                  50,821
                                                              -------------

Total partners' capital                                             43,828
                                                              -------------

TOTAL                                                         $    247,666
                                                              =============

Number of $500 Limited Partner units outstanding                     2,978

See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                            QUARTER ENDED                          NINE MONTHS ENDED
                                  -------------------------------------    ----------------------------------------

                                   September 30,        September 30,        September 30,         September 30,
                                       1996                  1995                 1996                  1995
                                  ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                $       37,042     $         28,282     $        109,200   $ $           93,817
                                  ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion                7,923               15,504               29,892                 45,161
  Lease operating expenses                  4,999                8,035               17,003                 23,399
  Production taxes                          1,787                1,380                5,225                  4,224
  General and administrative                4,936                5,324               18,992                 13,277
                                  ----------------    -----------------    -----------------    -------------------

Total expenses                             19,645               28,550               71,112                 86,061
                                  ----------------    -----------------    -----------------    -------------------

INCOME (LOSS) FROM OPERATIONS              17,397                 (268)              38,088                  7,756
                                  ----------------    -----------------    -----------------    -------------------

OTHER EXPENSE:
  Interest expense                              -                    -                    -                   (761)
                                  ----------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)                  $       17,397     $           (268)    $         38,088   $ $            6,995
                                  ================    =================    =================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-2

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                            NINE MONTHS ENDED
                                                       -----------------------------

                                                      September 30,     September 30,
                                                          1996             1995
                                                       -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   38,088         $  6,995
                                                       -----------      ------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                               29,892            45,161
(Increase) decrease in:
  Accounts receivable - oil & gas sales                    (6,288)             (822)
  Other current assets                                      1,982             2,135
(Decrease) in:
   Accounts payable                                        (8,602)           (4,710)
   Payable to general partner                             (52,508)          (22,768)
                                                       -----------      ------------

Total adjustments                                         (35,524)           18,996
                                                       -----------      ------------

Net cash provided by operating activities                   2,564            25,991
                                                       -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs        1,087           (13,761)
                                                       -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) in note payable to general partner                -           (10,204)
                                                       -----------      ------------

NET INCREASE  IN CASH                                       3,651             2,026

CASH AT BEGINNING OF YEAR                                   2,078               734
                                                       -----------      ------------

CASH AT END OF PERIOD                                  $    5,729        $    2,760
                                                       ===========      ============

Cash paid for interest during the period               $        -        $      761
                                                       ===========      ============



See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1996 Compared to Third Quarter 1995

Oil and gas sales for the third quarter increased to $37,042 in 1996 from $28,282 in 1995. This represents an increase of $5,760 (18%). Oil sales increased by $5,304 (20%). A 33% increase in the average oil sales price increased oil sales by $7,814. This increase was partially offset by a 10% decrease in oil production. Gas sales increased by $456 (11%). A 56% increase in the average gas sales price increased sales by $1,556. This increase was partially offset by a 30% decrease in gas production. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil and gas production was primarily due to natural production declines.

Lease operating expenses for the third quarter decreased to $4,999 in 1996 from $8,035 in 1995. The decrease of $3,036 is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $7,923 in the third quarter of 1996 from $15,504 in the third quarter of 1995. This represents a decrease of $7,581 (49%). A 41% decrease in the depletion rate reduced depreciation and depletion expense by $5,562. The changes in production, noted above, reduced depreciation and depletion expense by an additional $2,019. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses incurred during the third quarter decreased to $4,936 in 1996 from $5,324 in 1995. This decrease of $388 (7%) is primarily due to less staff time being required to manage the Company's operations.


First Nine Months in 1996 Compared to First Nine Months in 1995

Oil and gas sales for the first nine months increased to $109,200 in 1996 from $93,817 in 1995. This represents an increase of $15,383 (16%). Oil sales increased by $9,893 (12%). A 26% increase in average oil sales price increased sales by $19,427. This increase was partially offset by a 12% decrease in oil production. Gas sales increased by $5,703 (51%). A 43% increase in average gas sales prices increased sales by $5,006. A 5% increase in gas production increased sales by an additional $484. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses incurred during the first nine months decreased to $17,003 in 1996 from $23,399 in 1995. The decrease of $6,396 (27%) is primarily due from the settlement of the Company's equity investment in an electric cooperative which resulted from the purchase of electricity used on the Florida acquisition while it was owned by the Company.

Depreciation and depletion expense decreased to $29,892 in the first nine months of 1996 from $45,161 in the first nine months of 1995. This represents a decrease of $15,269 (34%). A 28% decrease in the depletion rate reduced depreciation and depletion expense by $11,438. The changes in production, noted above, reduced depreciation and depletion by an additional $3,831. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $18,992 in the first nine months of 1996 from $13,277 in the first nine months of 1995. This increase of $5,715 is primarily due to more staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ENEX OIL & GAS INCOME
                                            PROGRAM III - SERIES 1, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer




November 13, 1996                            By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer