Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 1 L P
filed 1997-01-08
CIK 806612

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  AMENDMENT III


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

                                    Yes x No

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

       State issuer's revenues for its most recent fiscal year. $122,230

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



Number of Equity Security Holders

                                                Number of Record Holders
               Title of Class                     (as of March 1, 1996)

             -----------------                 ----------------------------


          General Partner's Interests                       1

          Limited Partnership Interests                    942



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


            The Company discontinued the payment of distributions in the first quarter of 1994. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations. The Company repaid the note payable to the general partner in 1995, and plans to repay the amount owed to the general partner over a nine year period.


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


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.

BALANCE SHEET, DECEMBER 31, 1995
----------------------------------------------------------------------------

ASSETS
                                                                   1995
                                                            ----------------
CURRENT ASSETS:
  Cash                                                      $         2,078
  Accounts receivable - oil & gas sales                               9,492
  Other current assets                                                2,754
                                                            ----------------

Total current assets                                                 14,324
                                                            ----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           1,146,787
  Less  accumulated depreciation and depletion                      890,423
                                                            ----------------

Property, net                                                       256,364
                                                            ----------------

TOTAL                                                       $       270,688
                                                            ================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                         $        10,796
   Payable to general partner                                       254,152
                                                            ----------------

Total current liabilities                                           264,948
                                                            ----------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                 (38,282)
   General partner                                                   44,022
                                                            ----------------

Total partners' capital                                               5,740
                                                            ----------------

TOTAL                                                       $       270,688
                                                            ================


Number of $500 Limited Partner units outstanding                      2,978



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995

------------------------------------------------------------------------------


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

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


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

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

                      ENEX OIL AND GAS INCOME PROGRAM III -
                                 SERIES 1, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                               the General Partner




December 23, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                      G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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