Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 1 L P
filed 1997-01-08
CIK 806612

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                 September 30,
ASSETS                                                               1996
                                                              -----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                        $      5,729
  Accounts receivable - oil & gas sales                             15,780
  Other current assets                                                 772
                                                              -------------

Total current assets                                                22,281
                                                              -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities          1,145,700
  Less  accumulated depreciation and depletion                     920,315
                                                              -------------

Property, net                                                      225,385
                                                              -------------

TOTAL                                                         $    247,666
                                                              =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                           $      2,194
   Payable to general partner                                      201,644
                                                              -------------

Total current liabilities                                          203,838
                                                              -------------


PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                 (6,993)
   General partner                                                  50,821
                                                              -------------

Total partners' capital                                             43,828
                                                              -------------

TOTAL                                                         $    247,666
                                                              =============

Number of $500 Limited Partner units outstanding                     2,978


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
                                  ================    =================    =================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-2

ENEX OIL & GAS INCOME PROGRAM III - 1, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                                                   PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                 GENERAL           LIMITED          UNIT OUT-
                                  TOTAL          PARTNER          PARTNERS          STANDING
                               --------------   -------------    --------------     --------

BALANCE, JANUARY 1, 1994       $     103,446    $     38,429      $     65,017      $    22

NET INCOME (LOSS)                   (106,785)            612          (107,397)         (36)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1994            (3,339)         39,041           (42,380)         (14)

NET INCOME                             9,079           4,981             4,098            1
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1995     $       5,740    $     44,022       $   (38,282)(1)  $   (13)

NET INCOME                            38,088           6,799            31,289           11
                               --------------   -------------    --------------     --------

BALANCE, SEPTEMBER 30, 1996    $      43,828    $     50,521       $    (6,993)(1)  $    (2)
                               ==============   =============    ==============     ========

(1)  Includes 575 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

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

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.


4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors.

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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production and the issuance of additional debt. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above and the repayment of $10,204 on a note to the general partner in 1995. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.


On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.


The Company discontinued the payment of distributions in January 1994. Future distributions are dependent upon, among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, its debt obligations in the next twelve months.


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


                                                 ENEX OIL & GAS INCOME
                                            PROGRAM III - SERIES 1, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer





December 23, 1996                            By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer