Form 10KSB
period 1996-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 1 L P
filed 1997-03-31
CIK 806612

------------------------------------------------------------------------------
------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

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

                                    Yes x No

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

       State issuer's revenues for its most recent fiscal year. $ 154,654

          State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

                                 Not Applicable


                      Documents Incorporated By Reference:

                                      None


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
               ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.


Item No.                 Part I                                      Page
---------              ----------                                  -------



        1     Description of Business                                   I-1

        2     Description of Property                                   I-3

        3     Legal Proceedings                                         I-5

        4     Submission of Matters to a Vote
              of Security Holders                                       I-5


                         Part II
                       -----------


        5     Market for Common Equity and
              Related Security Holder Matters                          II-1

        6     Management's Discussion and Analysis
              or Plan of Operation                                     II-2

        7     Financial Statements and Supplementary
              Data                                                     II-4

        8     Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure                   II-14


                         Part III
                      -------------


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

               The Company is engaged in the oil and gas business through the ownership of various interests in producing oil and gas properties, as detailed in Item 2, below. If warranted, the Company may further develop its oil and gas properties. However, the Company does not intend to engage in significant drilling activities. Such activities may be conducted, however, as an incidental part of the management of producing properties or with a view toward enhancing the value of producing properties. In no event will the Company engage in exploratory drilling, or use any of the limited partners' net revenues to fund exploratory drilling activities. Any developmental drilling will be financed primarily through third party borrowing or with funds provided from operations. The expenses of drilling, completing and equipping and operating development wells are allocated 90% to the limited partners and 10% to the general partner. See Note 1 to the Financial Statements for information relating to the allocation of costs and revenues between the limited partners and the general partner. The Company's operations are concentrated in a single industry segment.

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

     The Company has no employees. On March 1, 1997, Enex and its subsidiaries employed 23 persons.

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

               Amoco Production Company purchased 20% and Exxon Corporation accounted for 13% of the Company's total sales in 1996. Amoco Production Company purchased 24% and Exxon Corporation accounted for 13% of the Company's total sales in 1995. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

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

               Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or loss from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.

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

               The Company retains working interests ranging from 0.01% to 0.85% of the total Concord acquisition at December 31, 1996. The Concord acquisition is operated by nearly 100 different oil and gas producers.

               The FLORIDA acquisition consists of working interests and a small overriding royalty interest in 3 producing wells in Hendry County, Florida. The Company acquired its interests effective in June 1987, for $227,775. Effective October 1, 1994, the Company sold its interest in the Florida acquisition to
Enex  Resources   Corporation  for  $38,558  plus  assumption  of  plugging  and abandonment liabilities of the properties by Enex. No gain or loss was recognized as a result of this sale. The Florida acquisition was operated by Enex.

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

               Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1996.

Net Oil and Gas Production

               The following table shows for the years ended December 31, 1996 and 1995, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.

                                               1996               1995
                                               ----               ----
Crude oil and condensate (Bbls) . . . . . . . 6,343              6,848

Natural gas (Mcf). . . . . . . . . . . . . . 10,250              9,327







               The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per unit produced for the years ended December 31, 1996 and 1995.

                                                      1996             1995
                                                      ----             ----
Average sales price per barrel of oil. . . . . . $   20.60          $ 15.67
Average sales price per Mcf of gas. . . . . . .       2.34             1.60
Average production cost per equivalent
  barrel of production. . . . . . . . . . . . .       4.39             5.75



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



Number of Equity Security Holders

                                             Number of Record Holders
                Title of Class                 (as of March 1, 1997)
               --------------------       ------------------------------


           General Partner's Interests                   1

           Limited Partnership Interests                870



Dividends

           The Company discontinued the payment of distributions in the first quarter of 1994. Future distributions are dependent upon, among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce obligations in 1997. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient net cash flow after debt service to pay distributions.

Item 6.       Management's Discussion and Analysis or Plan of Operation

Results of Operations

              This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

              Oil and gas sales in 1996 were $154,654 as compared with $122,230 in 1995. Oil and gas sales increased by $32,424 or 27%. Oil sales increased by $23,357 or 22%. A 31% increase in the average oil sales price caused a $31,270 increase in oil revenues. This increase was partially offset by a 7% decrease in oil production. Gas sales increased by $9,067 or 61%. A 46% increase in the average gas sales price increased sales by $7,590. A 10% increase in gas production increased sales by an additional $1,477. The increases in average oil and gas prices correspond with higher prices in the overall market for the sale of oil and gas. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was primarily due to enhanced production improvements made on the Concord acquisition in 1995 and 1996.

              Lease operating expenses were $28,011 in 1996 as compared with $42,809 in 1995. Lease operating expenses decreased by $14,798 or 35% from 1995 to 1996. The decrease was primarily due to enhanced recovery costs incurred on the Concord acquisition in 1995.

              Depreciation and depletion expense was $34,956 in 1996 as compared with $40,723 in 1995. Depletion and depreciation expense decreased by $5,767 or 14% from 1995 to 1996. A 10% decrease in the depletion rate reduced depreciation and depletion expense by $4,068. The changes in production, noted above, reduced depreciation and depletion expense by an additional $1,699. The decrease in the depletion rate was primarily a result of an upward revision of the oil and gas reserves during December 1996.

              General and administrative expenses were $28,720 in 1996 as compared with $23,352 in 1995. General and administrative expenses increased by $5,368 or 23% from 1995 to 1996. This increase was primarily a result of more staff time being charged to the Company in 1996.

Capital Resources and Liquidity

              The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production, noted above. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales, described above and the repayment of $76,670 of debt payable to the general partner in 1996 as compared to a total of $35,877 repaid in 1995.

              The Company discontinued the payment of distributions in the first quarter of 1994. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1997. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the

Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations. The Company repaid the note payable to the general partner in 1995, and plans to repay the amount owed to the general partner over an eight year period.

              At December 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.        Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

The Partners
Enex Oil & Gas Income
  Program III - Series 1, L.P.:


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program III - Series 1, L.P. (a New Jersey limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program III - Series 1, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program III - Series 1, L.P. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1997

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.

BALANCE SHEET, DECEMBER 31, 1996
------------------------------------------------------------------------------

ASSETS
                                                                        1996
                                                               ---------------------
CURRENT ASSETS:
  Cash                                                         $              2,262
  Accounts receivable - oil & gas sales                                      17,658
  Other current assets                                                          708
                                                               ---------------------

Total current assets                                                         20,628
                                                               ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities                   1,152,336
  Less  accumulated depreciation and depletion                              925,379
                                                               ---------------------

Property, net                                                               226,957
                                                               ---------------------

TOTAL                                                          $            247,585
                                                               =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $              8,699
   Payable to general partner                                               177,482
                                                               ---------------------

Total current liabilities                                                   186,181
                                                               ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                           8,320
   General partner                                                           53,084
                                                               ---------------------

Total partners' capital                                                      61,404
                                                               ---------------------

TOTAL                                                          $            247,585
                                                               =====================


Number of $500 Limited Partner units outstanding                       2,978


See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                      II-5

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------


                                                 1996                   1995
                                         -------------------    -------------------

REVENUES:
  Oil and gas sales                      $          154,654     $          122,230
                                         -------------------    -------------------

EXPENSES:
  Depreciation and depletion                         34,956                 40,723
  Lease operating expenses                           28,011                 42,809
  Production taxes                                    7,303                  5,506
  General and administrative:
    Allocated from general partner                   23,345                 18,820
    Direct expense                                    5,375                  4,532
                                         -------------------    -------------------

Total expenses                                       98,990                112,390
                                         -------------------    -------------------

INCOME FROM OPERATIONS                               55,664                  9,840
                                         -------------------    -------------------

OTHER EXPENSE:
  Interest expense                                        -                   (761)
                                         -------------------      -----------------

NET INCOME                               $           55,664     $            9,079
                                         ===================    ===================




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------

                                                                                             PER $500
                                                                                             LIMITED
                                                                                             PARTNER
                                                   GENERAL              LIMITED             UNIT OUT-
                               TOTAL               PARTNER              PARTNERS             STANDING
                             -------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1995      $    (3,339)       $      39,041     $        (42,380)    $            (14)

NET INCOME                          9,079                4,981                4,098                    1
                             -------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995          5,740               44,022              (38,282)                 (13)

NET INCOME                         55,664                9,062               46,602                   16
                             -------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996    $    61,404        $      53,084     $          8,320 (1) $              3
                             =============    =================    =================    =================



(1)  Includes 576 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------
                                      II-7

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 1, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------

                                                               1996                    1995
                                                       -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $           55,664         $          9,079
                                                       -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and depletion                                       34,956                   40,723
(Increase) decrease in:
  Accounts receivable - oil & gas sales                            (8,166)                    (941)
  Other current assets                                              2,046                      930
Increase (decrease) in:
   Accounts payable                                                (2,097)                   2,067
   Payable to general partner                                     (76,670)                 (25,673)
                                                       -------------------      -------------------

Total adjustments                                                 (49,931)                  17,106
                                                       -------------------      -------------------

Net cash provided by operating activities                           5,733                   26,185
                                                       -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                         (5,549)                 (14,637)
                                                       -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) in note payable to general partner                        -                  (10,204)
                                                       -------------------      -------------------

NET INCREASE IN CASH                                                  184                    1,344

CASH AT BEGINNING OF YEAR                                           2,078                      734
                                                       -------------------      -------------------

CASH AT END OF YEAR                                    $            2,262                    2,078
                                                       ===================      ===================

Cash paid for interest during the year                 $                -         $          4,955
                                                       ===================      ===================




See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                      II-8

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996

-----------------------------------------------------------------------------


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

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income for federal income tax purposes for the year ended December 31, 1996:

                                                                            Allocable to                Per $500 Limited
                                                             -------------------------------------
                                                                   General            Limited              Partner Unit
                                               TOTAL               Partner           Partners              Outstanding
                                        ------------------   ------------------  -----------------    ---------------
Net income as reflected in the
   accompanying financial statements    $          55,664    $           9,062      $      46,602        $        16
Reconciling items:





  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                             5,620                    -              5,620                  2
                                        ------------------   ------------------  -----------------    ---------------

Net income for federal
   income tax purposes                  $          61,284    $           9,062     $       52,222         $       18
                                        ==================   ==================  =================    ===============

Net income for federal  income tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.


Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1996:

                                                                             Allocable to                Per $500 Limited
                                                              -------------------------------------
                                                                    General            Limited              Partner Unit
                                                TOTAL               Partner           Partners              Outstanding
                                         ------------------   ------------------  -----------------    ----------------------
Partners' capital as reflected in the
 accompanying financial statements       $          61,404    $          53,084     $        8,320        $        3
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                          (159,703)             (15,976)          (143,727)              (48)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                  111,023                    -            111,023                37
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                           139,801                    -            139,801                47
                                         ------------------   ------------------  -----------------    --------------

Partners' capital for federal
     income tax purposes                 $         152,525    $          37,108     $      115,417        $       39
                                         ==================   ==================  =================    ==============

4.             PAYABLE TO GENERAL PARTNER

               The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. At December 31, 1996, the Company plans to repay the amounts owed to the general partner over a period of eight years.

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

6.             SIGNIFICANT PURCHASERS

               Amoco Production Company purchased 20% and Exxon Corporation accounted for 13% of the Company's total sales in 1996. Amoco Production Company purchased 24% and Exxon Corporation accounted for 13% of the Company's total sales in 1995. No other purchaser individually accounted for more than 10% of such sales.

7.             NOTE PAYABLE TO GENERAL PARTNER

               On July 8, 1993, the Company borrowed $43,934 from the general partner to repay a note payable and interest to the bank. The Company borrowed an additional $34,000 and $33,000 on November 1, 1993 and December 30, 1993, respectively, in order to finance workover costs on the Florida properties. On March 2, 1994, the Company borrowed an additional $22,000 for workover costs on the Florida properties. Principal payments of $10,204 were made on the note in 1995. The note bore interest at an average rate of 7.39% during 1995, which is the general partners borrowing rate of prime plus three-fourths of one percent. On May 1, 1995, the note was completely repaid.

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------
Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years ended December 31, 1996. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                                  Per $500                                   Per $500
                                                                   Limited              Natural              Limited
                                                Oil             Partner Unit              Gas              Partner Unit
                                              (BBLS)             Outstanding             (MCF)             Outstanding
                                         ------------------   ------------------    -----------------    -------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1995                                     34,565                   10               46,600               14

    Revisions of previous estimates                 15,373                    5               19,823                6
    Production                                      (6,848)                  (2)              (9,327)              (3)
                                         ------------------   ------------------    -----------------    -------------

December 31, 1995                                   43,090                   13               57,096               17

    Revisions of previous estimates                  6,181                    2               15,679                5
    Production                                      (6,343)                  (2)             (10,250)              (3)
                                         ------------------   ------------------    -----------------    -------------

December 31, 1996                                   42,928                   13               62,525               19
                                         ==================   ==================    =================    =============



PROVED DEVELOPED RESERVES:

January 1, 1995                                     34,565                   10               46,600               14
                                         ==================   ==================    =================    =============

December 31, 1995                                   43,090                   13               57,096               17
                                         ==================   ==================    =================    =============

December 31, 1996                                   42,928                   13               62,525               19
                                         ==================   ==================    =================    =============

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

               Not Applicable

                                    PART III

------------------------------------------------------------------------------
Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

                 The   Company's   sole  General   Partner  is  Enex   Resources
Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

                 Gerald B. Eckley. Mr. Eckley, age 70, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972- 1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro- Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

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

                 Stuart Strasner. Mr. Strasner, age 67, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.

     Martin J. Freedman. Mr. Freedman, age 72, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of

                                      III-1

1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

                 James Thomas Shorney. Mr. Shorney, age 71, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 43, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

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

                                      III-2

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

     Robert E. Densford. Mr. Densford, age 39, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President- Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 33, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.         Executive Compensation

                 The Company has no Directors or executive officers.

                 The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

                 The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company incurred $23,345 and $18,820 of such administrative costs payable to the General Partner in 1996 and 1995, respectively.

                                      III-3

Item 11.        Security Ownership of Certain Beneficial Owners and Management


                                           $500 Limited
                         Name of           Partner Units       Percent
 Title of Class     Beneficial Owner      Owned Directly      of Class

 Limited Partner     Enex Resources                576        19.3465%


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

               See Item Number 2 - "Description of Property" in this report for a description of the properties operated by Enex. Enex operates such properties under the terms of a Joint Operating Agreement ("JOA"). Overhead charges allowed to third parties under the JOA in accordance with the Council of Petroleum Accountants Societies are not charged to the Company. Such costs are considered to be within the general and administrative overhead charges allocated to the Company.

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

                                      III-4

                       (19)       Not Applicable

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

                                           ENEX OIL AND GAS INCOME PROGRAM III -
                                                   SERIES 1, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                               the General Partner




March 18, 1997                          By:     /s/   G. B. Eckley
                                              -------------------
                                                      G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 18, 1997, by the following persons in the capacities indicated.


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