Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 1 L P
filed 1997-05-15
CIK 806612

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                              1997
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $              7,476
  Accounts receivable - oil & gas sales                                  15,241
  Other current assets                                                      724
                                                           ---------------------

Total current assets                                                     23,441
                                                           ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               1,153,642
  Less  accumulated depreciation and depletion                          933,537
                                                           ---------------------

Property, net                                                           220,105
                                                           ---------------------

TOTAL                                                      $            243,546
                                                           =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $              8,470
   Payable to general partner                                           160,492
                                                           ---------------------

Total current liabilities                                               168,962
                                                           ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                      19,364
   General partner                                                       55,220
                                                           ---------------------

Total partners' capital                                                  74,584
                                                           ---------------------

TOTAL                                                      $            243,546
                                                           =====================


Number of $500 Limited Partner units outstanding                          2,978


See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------

(UNAUDITED)                              THREE MONTHS ENDED
                                   ----------------------------------------
                                      MARCH 31,              MARCH 31,
                                         1997                   1996
                                 -------------------    -------------------
REVENUES:
  Oil and gas sales              $           38,261     $           37,506
                                 -------------------    -------------------

EXPENSES:
  Depreciation and depletion                  8,159                 11,688
  Lease operating expenses                   10,075                 12,052
  Production taxes                            1,817                  1,737
  General and administrative                  5,030                  7,857
                                 -------------------    -------------------

Total expenses                               25,081                 33,334
                                 -------------------    -------------------

NET INCOME                       $           13,180     $            4,172
                                 ===================    ===================



See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - 1, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                                                 PER $500
                                                                                                  LIMITED
                                                                                                  PARTNER
                                                        GENERAL              LIMITED             UNIT OUT-
                                    TOTAL               PARTNER             PARTNERS             STANDING
                             ------------------   ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996     $           5,740    $          44,022    $         (38,282)   $             (13)

NET INCOME                              55,664                9,062               46,602                   16
                             ------------------   ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996              61,404               53,084                8,320                    3

NET INCOME                              13,180                2,136               11,044                    4
                             ------------------   ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997      $          74,584    $          55,220    $          19,364 (1)$               7
                             ==================   ==================   ==================   ==================


(1)  Includes 586 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                            THREE MONTHS ENDED
                                                      ------------------------------------------

                                                         MARCH 31,                MARCH 31,
                                                            1997                    1996
                                                    -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $           13,180               $    4,172
                                                    -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                                     8,159                   11,688
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          2,417                   (6,600)
  Other current assets                                             (16)                   1,552
Increase (decrease) in:
   Accounts payable                                               (229)                  (6,258)
   Payable to general partner                                  (16,990)                     534
                                                    -------------------      -------------------

Total adjustments                                               (6,659)                     916
                                                    -------------------      -------------------

Net cash provided by operating activities                        6,521                    5,088
                                                    -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                      (1,307)                  (3,389)
                                                    -------------------      -------------------

NET INCREASE  IN CASH                                            5,214                    1,699

CASH AT BEGINNING OF YEAR                                        2,262                    2,078
                                                    -------------------      -------------------

CASH AT END OF PERIOD                               $            7,476               $    3,777
                                                    ===================      ===================




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

2. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.          Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $37,506 in 1996 to $38,261 in 1997. This represents an increase of $755 or 2%. Oil sales increased $1,683 or 5%. A 4% increase in average oil prices increased sales by $1,311. A 1% increase in oil production increased sales by an additional $372. Gas sales decreased by $928 or 15%. A 38% decrease in gas production reduced sales by $2,337. This decrease was partially offset by a 37% increase in average gas prices. The decrease in oil production was primarily the result of natural production declines. The decrease in gas production was primarily the result of the shut-in of production from the Concord acquisition to perform workovers in the first quarter of 1997. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $12,052 in the first quarter of 1996 to $10,075 in the first quarter of 1997. The decrease of $1,977 (16%) is primarily due to the lower production, noted above.

Depreciation and depletion expense decreased from $11,688 in the first quarter of 1996 to $8,159 in the first quarter of 1997. This represents a decrease of $3,529 (30%). A 24% decrease in the depletion rate reduced depreciation and depletion expense by $2,551. The changes in production, noted above, decreased depreciation and depletion expense by an additional $978. The decrease in the depletion rate was primarily the result of upward revisions of the oil and gas reserves during December 1996.

General and administrative expenses decreased from $7,857 in 1996 to $5,030 in 1997. This decrease of $2,827 is primarily due to $1,297 lower direct expenses incurred by the Company in 1997 coupled with less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above.

The Company discontinued the payment of distributions in January, 1994. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations on 1997. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash remaining after the payment of its operating expenses and debt obligations to pay distributions.

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                      (b) The  Company  filed no  reports on Form 8-K during the quarter ended March 31, 1997.

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


                                                      ENEX OIL & GAS INCOME
                                                 PROGRAM III - SERIES 1, L.P.
                                                 ----------------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer